Form 10-K
period 2004-12-31
NATIONAL CITY AUTO RECEIVABLES TRUST 2004-A
filed 2005-03-31
CIK 1280871

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the period from February 1 through December 31, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 333-74756

                   NATIONAL CITY AUTO RECEIVABLES TRUST 2004-A
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                         N/A
       (State or other jurisdiction                         (I.R.S. Employer
              of incorporation)                             Identification No.)

            NATIONAL CITY CENTER
           1900 EAST NINTH STREET
               CLEVELAND, OHIO                                   44114-3484
 (Address of principal executive offices)                        (ZIP Code)

                                 (216) 222-2000
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [x]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                 Not Applicable

INTRODUCTORY NOTE

         This Annual Report on Form 10-K is filed with respect to National City Auto Receivables Trust 2004-A (the "Trust"), a trust formed under the laws of the state of Delaware pursuant to an amended and restated Trust Agreement, dated as of February 1, 2004, between National City Vehicle Receivables, Inc., as depositor, and Wilmington Trust Company, as owner trustee. The Trust issued $815,020,000 in aggregate principal amount of asset-backed notes, classes A-l, A-2, A-3, and A-4 (the "Notes") pursuant to an Indenture, dated as of February 1, 2004, between the Trust, as issuer, and the Bank of New York, as indenture trustee. Certain information otherwise required to be included in this Annual Report has been omitted, in reliance on the letter relief granted by the staff of the Securities and Exchange Commission to other companies in similar circumstances. Items designated herein as "Not Applicable", except for Item 14 for which disclosure is not required for asset-backed issuers, have been omitted as a result of this reliance.

                                     PART I

Item 1.  BUSINESS

         Not Applicable

Item 2.  PROPERTIES

         Not Applicable

Item 3.  LEGAL PROCEEDINGS

         The registrant is not aware of any material pending legal proceedings relating to the Trust to which any of the Trust, the indenture trustee, the owner trustee, the servicer or the registrant was a party or which any of their respective properties was the subject during the fiscal year covered by this report, nor is the registrant aware of any such proceedings contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the securityholders was solicited for any purpose during the period from February 1 through December 31, 2004.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The records of the Depository Trust Company ("DTC") indicate that, at December 31, 2004, there were no DTC participants holding a position in the Class A-l Notes, which were paid off in 2004, 21 DTC participants holding a position in the Class A-2 Notes, 22 DTC participants holding a position in the Class A-3 Notes, and 37 DTC participants holding a position in the Class A-4 Notes.

Item 6.  SELECTED FINANCIAL DATA

         Not Applicable

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Not Applicable

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not Applicable

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Not Applicable

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

Item 9a. CONTROLS AND PROCEDURES

         Not Applicable

Item 9b. OTHER INFORMATION

         None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Not Applicable

Item 11. EXECUTIVE COMPENSATION

         Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of DTC, and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of other brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At December 31, 2004, the following direct DTC participants held positions in Certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each class outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

                                                                                      Amount of
                                                                                      Beneficial
Title of Class        Name of Beneficial Owner                                        Ownership            Percent of Class
---------------------------------------------------------------------------------------------------------------------------
Class A-1             None

Class A-2             JPMorgan Chase Bank, National Association                         92,125,000                 47%
                      Bank of New York, The                                             23,250,000                 12%
                      Northern Trust Company, The                                       20,500,000                 10%
                      Citibank, N.A.                                                    13,800,000                  7%
                      Bear, Stearns Securities Corp.                                    13,225,000                  7%

Class A-3             Bank of New York, The                                             84,300,000                 35%
                      Mellon Trust of New England, National Association                 53,604,000                 22%
                      JPMorgan Chase Bank, National Association                         29,545,000                 12%
                      State Street Bank and Trust Company                               24,131,000                 10%
                      Northern Trust Company, The                                       12,715,000                  5%

Class A-4             Mellon Trust of New England, National Association                 46,000,000                 23%
                      State Street Bank and Trust Company                               41,316,000                 21%
                      JPMorgan Chase Bank, National Association                         38,092,000                 19%
                      Bank of New York, The                                             28,470,000                 14%
                      Investors Bank and Trust Company                                  13,528,500                  7%
                      Citibank, N.A.                                                    10,000,000                  5%


                 (b)  Not Applicable

                 (c)  Not Applicable

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not Applicable

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of the report:

         Exhibit 31: Sarbanes-Oxley Act 302 Certification dated March 31, 2005 for National City Auto Receivables Trust 2004-A Annual Report on Form 10-K for the period from February 1 through December 31, 2004.

         Exhibit 99.1: Annual Servicer's Certificate

         Exhibit 99.2: Report of Independent Accountants

     (b) The registrant filed the following Current Reports on Forms 8-K for the fourth quarter of 2004 and through the date of this Form 10-K filing.

         DATE OF REPORT          ITEMS COVERED

         October 15, 2004        Item 7 - Monthly Payment Date Statement to
         November 15, 2004       Securityholders
         December 15, 2004
         January 18, 2005
         February 15, 2005
         March 15, 2005

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           NATIONAL CITY BANK, as
                                           Trust Administrator

                                           By: /s/ Russell A. Cronin, Jr.
                                               --------------------------------
                                               Name: Russell A. Cronin, Jr.
                                               Title: Senior Vice President

Dated: March 31, 2005