Form 10-K
period 2005-12-31
NATIONAL CITY AUTO RECEIVABLES TRUST 2004-A
filed 2006-03-31
CIK 1280871

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [x]    NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                                 Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

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

Item 1A. RISK FACTORS

         Not Applicable

Item 1B. UNRESOLVED STAFF COMMENTS

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No vote or consent of the securityholders was solicited for any purpose during the year ended December 31, 2005.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES


      (a) Item 201 of Regulation S-K:

              i. Market Information. To the registrant's knowledge, there is no established public trading market for the Certificates.

              ii. Holders. The records of ADP Financial Information Services, Inc. indicate that, at February 15, 2006, there were no participants holding a position in the Class A-l Notes, which were paid off in 2004, no participants holding a position in the Class A-2 Notes, which were paid off in 2005, 83 participants holding a position in the Class A-3 Notes, and 72 participants holding a position in the Class A-4 Notes.

              iii. Dividends. Not applicable. (Information as to distributions to Certificate holders is provided in the registrant's monthly filings on Form 8-K.)

              iv. Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.

      (b) Item 701(f) of Regulation S-K. Not applicable.

      (c) Item 703 of Regulation S-K. Not applicable.

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

         Not Applicable

Item 11. EXECUTIVE COMPENSATION

         Not Applicable

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

                 (a) Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company ("DTC"), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of other brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At February 15, 2006, the following direct DTC participants held positions in Certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each class outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

                                                                                      Amount of
                                                                                      Beneficial
Title of Class        Name of Beneficial Owner                                        Ownership            Percent of Class
---------------------------------------------------------------------------------------------------------------------------
Class A-1             None

Class A-2             None

Class A-3             JPMorgan                                                          31,095,000                 59%
                      Union Bank of California                                           4,364,201                  8%
                      UBS Financial Services, Inc.                                       3,400,000                  6%
                      Investors Bank & Trust Company                                     2,433,440                  5%

Class A-4             JPMorgan                                                          33,894,000                 51%
                      Wells Fargo                                                       10,500,000                 16%
                      JPMorgan                                                           6,563,000                 10%
                      Mellon                                                             6,160,000                  9%
                      JPMorgan Chase                                                     3,950,000                  6%
                      Wachovia Bank                                                      3,000,000                  5%


                 (b)  Not Applicable

                 (c)  Not Applicable

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Not Applicable

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

         Not Applicable

                                     PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of the report:

         Exhibit 31: Sarbanes-Oxley Act 302 Certification dated March 31, 2006 for National City Auto Receivables Trust 2004-A Annual Report on Form 10-K for the year ended December 31, 2005.

         Exhibit 99.1: Annual Servicer's Certificate

         Exhibit 99.2: Report of Independent Accountants

                       Management's Assertion on Compliance with the Specified Servicing Standards over the National City Auto Receivables Trust 2004-A

     (b) Not applicable

     (c) Omitted

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

Dated: March 31, 2006