Form 10-K
period 2006-12-31
NATIONAL CITY AUTO RECEIVABLES TRUST 2004-A
filed 2007-03-29
CIK 1280871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS
13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 333-74756
NATIONAL CITY AUTO RECEIVABLES TRUST 2004-A
(Exact name of registrant as specified in its charter)

Delaware	N/A

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

National City Center 1900 East Ninth Street, Cleveland, Ohio	44114-3484

(Address of Principal Executive Offices)	(ZIP Code)
Registrant’s telephone number, including area code: 216-222-2000
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Not applicable
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
Not applicable

INTRODUCTORY NOTE
This Annual Report on Form 10-K is filed with respect to National City Auto Receivables Trust 2004-A (the “Trust”), a trust formed under the laws of the state of Delaware pursuant to an amended and restated Trust Agreement, dated as of February 1, 2004, between National City Vehicle Receivables, Inc., as depositor, and Wilmington Trust Company, as owner trustee. The Trust issued $815,020,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, and A-4 (the “Notes”) pursuant to an Indenture, dated as of February 1, 2004, between the Trust, as issuer, and the Bank of New York, as indenture trustee. Certain information otherwise required to be included in this Annual Report has been omitted, in reliance on the letter relief granted by the staff of the Securities and Exchange Commission to other companies in similar circumstances. Items designated herein as “Not Applicable”, except for Item 14 for which disclosure is not required for asset-backed issuers, have been omitted as a result of this reliance.
PART I
Item 1. BUSINESS
Not applicable
Item 1A. RISK FACTORS
Not applicable
Item 1B.UNRESOLVED STAFF COMMENTS
None
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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No vote or consent of the security holders was solicited for any purpose during the year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a) Item 201 of Regulation S-K:
i.	Market Information. To the registrant’s knowledge, there is no established public trading market for the Certificates.

ii.	Holders. The records of ADP Financial Information Services, Inc. indicate that, at February 15, 2007, there were no participants holding a position in the Class A-1 Notes, which were paid off in 2004, no participants holding a position in the Class A-2 Notes, which were paid off in 2005, 91 participants holding a position in the Class A-3 Notes, and 73 participants holding a position in the Class A-4 Notes.

iii.	Dividends. Not applicable. (Information as to distributions to Certificate holders is provided in the registrant's monthly filings on Form 8-K).

iv.	Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.
(b) Item 701 (f) of Regulation S-K. Not applicable.
(c) Item 703 of Regulation S-K. Not applicable.
Item 6. SELECTED FINANCIAL DATA
Not applicable
Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Not applicable
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Not applicable
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable
Item 9A. CONTROLS AND PROCEDURES
Not applicable
Item 9B: OTHER INFORMATION
None

PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Not applicable
Item 11. EXECUTIVE COMPENSATION
Not applicable

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of other brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At February 15, 2007, the following direct DTC participants held positions in Certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each class outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

Title of Class	Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class

Class A-1	None

Class A-2	None

Class A-3	JPMorgan	56,225,000	80%
	UBS Financial Services, Inc.	10,420,000	15%

Class A-4	JPMorgan	97,619,500	70%
	Wells Fargo	22,600,000	16%
(b)	Not applicable

(c)	Not applicable
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Not applicable
Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Not applicable
PART IV
Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following documents are filed as part of the report:
Exhibit 31: Sarbanes-Oxley Act 302 Certification for National City Auto Receivables Trust 2004-A Annual Report on Form 10-K for the year ended December 31, 2006.
Exhibit 99.1: Annual Servicer’s Certificate
Exhibit 99.2: Report of Independent Accountants.
Management’s Assertion on Compliance with the Specified Servicing Standards over the National City Auto Receivables Trust 2004-A
     (b) Not applicable.
     (c) Omitted.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

NATIONAL CITY BANK, as Trust Administrator
By:	/s/ Russell A. Cronin, Jr.
	Name:	Russell A. Cronin, Jr.
	Title:	Senior Vice President

Date: March 29, 2007