Form 10-K
period 2007-12-31
NATIONAL CITY AUTO RECEIVABLES TRUST 2004-A
filed 2008-03-28
CIK 1280871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS
13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

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
Registrant’s telephone number, including area code: 216-222-2000
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act: none
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act  YES  ☐     NO  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES  ☐     NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☑     NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Not applicable
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
Not applicable

INTRODUCTORY NOTE
This Annual Report on Form 10-K is filed with respect to National City Auto Receivables Trust 2004-A (the “Trust”), a trust formed under the laws of the state of Delaware pursuant to an amended and restated Trust Agreement, dated as of February 1, 2004, between National City Vehicle Receivables, Inc., as depositor, and Wilmington Trust Company, as owner trustee. The Trust issued $815,020,000 in aggregate principal amount of asset-backed notes, Classes A-1, A-2, A-3, and A-4 (the “Notes”) pursuant to an Indenture, dated as of February 1, 2004, between the Trust, as issuer, and the Bank of New York Mellon, as indenture trustee. Certain information otherwise required to be included in this Annual Report has been omitted, in reliance on the letter relief granted by the staff of the Securities and Exchange Commission to other companies in similar circumstances. Items designated herein as “Not Applicable”, except for Item 14 for which disclosure is not required for asset-backed issuers, have been omitted as a result of this reliance.
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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No vote or consent of the security holders was solicited for any purpose during the year ended December 31, 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(a)	Item 201 of Regulation S-K:
i.	Market Information. To the registrant’s knowledge, there is no established public trading market for the Certificates.

ii.	Holders. The records of ADP Financial Information Services, Inc. indicate that, at February 1, 2008, there were no participants holding a position in the Class A-1 Notes, which were paid off in 2004, no participants holding a position in the Class A-2 Notes, which were paid off in 2005, no participants holding a position in the Class A-3 Notes, which were paid off in 2007, and 73 participants holding a position in the Class A-4 Notes.

iii.	Dividends. Not applicable. (Information as to distributions to Certificate holders is provided in the registrant’s monthly filings on Form 8-K).

iv.	Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.
(b)	Item 701 (f) of Regulation S-K. Not applicable.

(c)	Item 703 of Regulation S-K. Not applicable.

Item 6.	SELECTED FINANCIAL DATA
     Not applicable

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Not applicable

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not applicable

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     Not applicable

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable

Item 9A.	CONTROLS AND PROCEDURES
     Not applicable

Item 9B:	OTHER INFORMATION
     None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Not applicable

Item 11.	EXECUTIVE COMPENSATION
     Not applicable

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
(a)	Each class of Certificates is represented by one or more certificates registered in the name of Cede & Co., the nominee of the Depository Trust Company (“DTC”), and an investor holding an interest in the Trust is not entitled to receive a Certificate representing such interest except in limited circumstances. Accordingly, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of other brokers, dealers, banks and other direct participants in the DTC system. Such direct participants may hold Certificates for their own account or for the accounts of their customers. At February 1, 2008, the following direct DTC participants held positions in Certificates representing interest in the Trust equal to or exceeding 5% of the total principal amount of each class outstanding on that date. The address of each of the participants listed below is: C/O The Depository Trust Company, 55 Water Street, 49th Floor, New York, New York 10041.

	Name of	Amount of	Percent
Title of Class	Beneficial Owner	Beneficial Ownership	of Class
Class A-1	None

Class A-2	None

Class A-3	None

Class A-4	JPMorgan	94,244,500	83%
	Wells Fargo	6,846,768	6%
(b)	Not applicable

(c)	Not applicable

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Not applicable

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     Not applicable
PART IV

Item 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of the report:

Exhibit 31: Sarbanes-Oxley Act 302 Certification for National City Auto Receivables Trust 2004-A Annual Report on Form 10-K for the year ended December 31, 2007.

Exhibit 99.1: Annual Servicer’s Certificate

Exhibit 99.2: Report of Independent Registered Public Accounting Firm.

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

Date: March 28, 2008